Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1995-11-14
CIK 842784

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM  ______________ TO ______________


                       COMMISSION FILE NUMBER  33-11773-05


                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                TEXAS                                    76-0256602
    (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
           OF ORGANIZATION)                          IDENTIFICATION NO.)

                        16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                  (713) 874-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
               (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----       -----

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                      INDEX




PART I.    FINANCIAL INFORMATION                                 PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1995 and December 31, 1994        3

            Statements of Operations

                - Three month and nine month periods ended
                   September 30, 1995 and 1994                    4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1995
                   and 1994                                       5

            Notes to Financial Statements                         6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7

PART II.    OTHER INFORMATION                                     9


SIGNATURES                                                       10

                 SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                              BALANCE SHEETS

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1995               1994
                                                     ----               ----
                                                 (Unaudited)
ASSETS:

Current Assets:
   Cash and cash equivalents                      $     1,610        $     1,370
   Oil and gas sales receivable                       108,124            112,460
                                                  -----------        -----------
      Total Current Assets                            109,734            113,830
                                                  -----------        -----------
Oil and Gas Properties, using full cost
 accounting                                         7,132,661          7,107,852
Less-Accumulated depreciation, depletion
 and amortization                                  (5,784,879)        (5,429,833)
                                                  -----------        -----------
                                                    1,347,782          1,678,019
                                                  -----------        -----------
                                                  $ 1,457,516        $ 1,791,849
                                                  ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
   Accounts payable and accrued liabilities       $   315,932        $   298,824
   Current portion of note payable                     40,054             80,108
                                                  -----------        -----------
      Total Current Liabilities                       355,986            378,932
                                                  -----------        -----------
Note payable to a Bank, net
 of current portion                                        --             20,026

Deferred Revenues                                      24,499             23,816

Partners' Capital                                   1,077,031          1,369,075
                                                  -----------        -----------
                                                  $ 1,457,516        $ 1,791,849
                                                  ===========        ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                      --------------------------         --------------------------
                                        1995             1994               1995             1994
                                      --------          --------         ---------         --------
REVENUES:
   Oil and gas sales                  $115,344          $163,199         $ 356,488         $544,156
   Interest income                          40                12               113               24
   Other                                   425               511             1,603            1,117
                                      --------          --------         ---------         --------
                                       115,809           163,722           358,204          545,297
                                      --------          --------         ---------         --------

COSTS AND EXPENSES:
   Lease operating                      45,274            60,449           146,128          187,962
   Production taxes                      7,220             8,291            21,688           32,311
   Depreciation, depletion
    and amortization -
        Normal provision                47,929            56,902           153,463          175,643
        Additional provision            21,849                --           201,583               --
   General and administrative           20,550            18,439            44,507           63,286
   Interest expense                      5,196             2,674            14,396            8,371
                                      --------          --------         ---------         --------
                                       148,018           146,755           581,765          467,573
                                      --------          --------         ---------         --------
NET INCOME (LOSS)                     $(32,209)         $ 16,967         $(223,561)        $ 77,724
                                      ========          ========         =========         ========



Limited Partners' net income (loss)
 per unit                             $   (.44)         $    .23         $   (3.03)        $   1.05
                                      ========          ========         =========         ========



                  SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         ---------------------------
                                                                            1995            1994
                                                                         ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                        $(223,561)       $  77,724
    Adjustments to reconcile income (loss) to
     net cash provided by operations:
      Depreciation, depletion and amortization                             355,046          175,643
      Deferred revenues                                                        683          (28,499)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                  4,336            7,855
        Increase (decrease) in accounts payable
         and accrued liabilities                                            17,108           70,304
                                                                         ---------        ---------
            Net cash provided by (used in) operating activities            153,612          303,027
                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                    (26,373)        (114,204)
    Proceeds from sales of oil and gas properties                            1,564           37,459
                                                                         ---------        ---------
            Net cash provided by (used in) investing activities            (24,809)         (76,745)
                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                         (68,483)        (166,075)
    Payments on note payable                                               (60,080)         (60,080)
                                                                         ---------        ---------
            Net cash provided by (used in) financing activities           (128,563)        (226,155)
                                                                         ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           240              127
                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,370            1,194
                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   1,610        $   1,321
                                                                         =========        =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             $   5,892        $   9,017
                                                                         =========        =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  GENERAL INFORMATION -

               The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  DEFERRED REVENUES -

               Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements methods, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

(3)  CONCENTRATION OF CREDIT RISK -

               The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the partnership generally does not require collateral or other security to support customer receivables.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

        The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

        The Partnership entered into a NP/OR Agreement with its companion pension partnership, Swift Energy Managed Pension Assets Partnership 1988-A, Ltd., in the manner described in the notes to the financial statements in the latest Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' commitments available for property acquisitions.

        The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

        The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

Three Months Ended September 30, 1995 and 1994
----------------------------------------------

        Oil and gas sales declined $47,855 or 29 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 26 percent and 8 percent, respectively, when compared to third quarter 1994 production volumes. Decreased gas prices of 22 percent or $.41/MCF further contributed to the decreased revenues.

        Associated depreciation expense decreased 16 percent or $8,973.

        The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $21,849 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $21,348. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Nine Months Ended September 30, 1995 and 1994
---------------------------------------------

        Oil and gas sales decreased $187,668 or 34 percent in the first nine months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 30 percent or $.64/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 17 percent and 18 percent, respectively, when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 8 percent or $.99/BBL partially offset revenue declines.

        Associated depreciation expense decreased 13 percent or $22,180.

        The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $201,583 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

        During 1995, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                           PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1988-B, LTD.
                                             (Registrant)

                                       By:   SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:  November 13, 1995               By:   /s/ John R. Alden
       -----------------                     --------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:  November 13, 1995               By:   /s/ Alton D. Heckaman, Jr.
       -----------------                     --------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer