Form 10-Q
period 1996-03-31
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1996-05-14
CIK 842784

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


      [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1996

                                      OR

      [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                      Commission File number 33-11773-05


                  SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
            (Exact name of registrant as specified in its charter)

                  TEXAS                                                           76-0256602
(State or other jurisdiction of organization)                         (I.R.S. Employer Identification No.)

                       16825 NORTHCHASE DRIVE, SUITE 400
                             HOUSTON, TEXAS 77060
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (713)874-2700
             (Registrant's telephone number, including area code)

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

Yes  x      No
    ---        ---

                  SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                    INDEX




PART I.    FINANCIAL INFORMATION                                          PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 1995                      3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995         4

            Statements of Cash Flows

                - Three month periods ended March 31, 1996 and 1995         5

            Notes to Financial Statements                                   6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                    7

PART II.    OTHER INFORMATION                                               8


SIGNATURES                                                                  9

                  SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                BALANCE SHEETS

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1996                 1995
                                                                                            ----------           ----------
                                                                                            (Unaudited)

         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,797       $        1,720
              Oil and gas sales receivable                                                    113,376               94,807
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       115,173               96,527
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              20,482               19,429
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    7,149,190            7,141,607
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,867,795)          (5,826,813)
                                                                                       ---------------      ---------------
                                                                                            1,281,395            1,314,794
                                                                                       ---------------      ---------------
                                                                                       $    1,417,050       $    1,430,750
                                                                                           ===========          ===========

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      340,337       $      328,189
              Current portion of note payable                                                      --               20,026
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  340,337              348,215
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     42,443               44,496

         Partners' Capital                                                                  1,034,270            1,038,039
                                                                                       ---------------      ---------------
                                                                                       $    1,417,050       $    1,430,750
                                                                                           ===========          ===========






                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)





                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   --------------------------
                                                                                     1996              1995
                                                                                  -----------    -----------
         REVENUES:
             Oil and gas sales                                                   $       119,328   $       136,650
             Interest income                                                                   8                 6
             Other                                                                           687               615
                                                                                 ---------------   ---------------
                                                                                         120,023           137,271
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              49,663            51,613
             Production taxes                                                              5,952             7,954
             Depreciation, depletion
               and amortization -
                  Normal provision                                                        40,982            60,857
                  Additional provision                                                        --           130,231
             General and administrative                                                   16,883            15,143
             Interest expense                                                              4,761             1,991
                                                                                 ---------------   ---------------
                                                                                         118,241           267,789
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $         1,782   $      (130,518)
                                                                                    ============       ============


         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996                       $           .02
                                                 ============
         MARCH 31, 1995                       $         (1.77)
                                                  ============






                See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           --------------------------------
                                                                                                1996             1995
                                                                                           -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $          1,782        $      (130,518)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            40,982                191,088
      Change in gas imbalance receivable
          and deferred revenues                                                           (3,106)                (1,450)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (18,569)               (16,236)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                         12,149                 22,412
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                        33,238                 65,296
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (7,583)               (19,070)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                        (5,551)               (26,187)
    Payment on notes payable                                                             (20,027)               (20,026)
                                                                                  --------------         --------------
               Net cash provided by (used in) financing activities                       (25,578)               (46,213)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          77                     13
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,720                  1,370
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,797        $         1,383
                                                                                       ==========             ==========
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          5,264        $         2,366
                                                                                       ==========             ==========










                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  GAS IMBALANCES -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

   (4)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of producing oil and gas properties, expending all of limited partners' commitments available for property acquisitions.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Oil and gas sales declined $17,322 or 13 percent in the first quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased oil production. A decline of 30 percent in gas production had a significant impact on partnership performance. Current quarter gas and oil prices increased 14 percent or $.22/MCF and 17 percent or $2.25/BBL, respectively, partially offsetting the revenue declines.

      Associated depreciation expense decreased 33 percent or $19,875.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1995 for $130,231 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                                                       SWIFT ENERGY INCOME
                                                                       PARTNERS 1988-B, LTD.
                                                                       (Registrant)

                                                            By:        SWIFT ENERGY COMPANY
                                                                       Managing General Partner


Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.
         -----------------------                                       --------------------------------
                                                                       Alton D. Heckaman, Jr.
                                                                       Vice President, Controller
                                                                       and Principal Accounting Officer


                              INDEX TO EXHIBITS




27 --           Financial Data Schedule