Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1996-08-14
CIK 842784

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to __________

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

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                   PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                     5

            Notes to Financial Statements                                                            6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                             7

PART II.    OTHER INFORMATION                                                                        9


SIGNATURES                                                                                          10

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,839      $        1,720
     Oil and gas sales receivable                                                 111,372              94,807
                                                                          ---------------      --------------
          Total Current Assets                                                    113,211              96,527
                                                                          ---------------      --------------

Gas Imbalance Receivable                                                            4,546              19,429
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                 7,044,127           7,141,607
Less-Accumulated depreciation, depletion
     and amortization                                                          (5,905,174)         (5,826,813)
                                                                          ---------------      --------------
                                                                                1,138,953           1,314,794
                                                                          ---------------      --------------
                                                                          $     1,256,710      $    1,430,750
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $       186,656      $      328,189
     Current portion of note payable                                                   --              20,026
                                                                          ---------------      --------------
          Total Current Liabilities                                               186,656             348,215
                                                                          ---------------      --------------

Deferred Revenues                                                                  41,141              44,496

Partners' Capital                                                               1,028,913           1,038,039
                                                                          ---------------      --------------
                                                                          $     1,256,710      $    1,430,750
                                                                          ===============      ==============




                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996            1995              1996            1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $      118,541   $      104,495   $      237,870   $      241,144
   Interest income                                      42               67               50               73
   Other                                               417              563            1,104            1,178
                                            --------------   --------------   --------------   --------------
                                                   119,000          105,125          239,024          242,395
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  49,428           49,241           99,092          100,853
   Production taxes                                  7,169            6,515           13,121           14,469
   Depreciation, depletion
      and amortization -
        Normal provision                            37,379           44,677           78,361          105,534
        Additional provision                            --           49,503               --          179,734
   General and administrative                       17,728            8,814           34,611           23,956
   Interest expense                                  3,161            7,209            7,922            9,200
                                            --------------   --------------   --------------   --------------
                                                   114,865          165,959          233,107          433,746
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $        4,135   $      (60,834)  $        5,917   $     (191,351)
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .06   $         (.82)  $          .08   $        (2.59)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                             --------------------------------------
                                                                                   1996                   1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $        5,917         $      (191,351)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                       78,361                 285,268
      Change in gas imbalance receivable
          and deferred revenues                                                      11,528                   1,021
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                         (16,565)                 14,480
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (141,532)                  4,195
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           (62,291)                113,613
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                              (8,157)                (24,665)
    Proceeds from sales of oil and gas properties                                   105,637                   1,564
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                            97,480                 (23,101)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (15,043)                (50,297)
    Payments on note payable                                                        (20,027)                (40,053)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                           (35,070)                (90,350)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    119                     162
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,720                   1,370
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,839         $         1,532
                                                                             ==============         ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $        8,425         $        10,031
                                                                             ==============         ===============





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

(3)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $14,046 or 13 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 73 percent or $1.02/MCF and in oil prices of 23 percent or $3.31/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 30 percent and 23 percent, respectively, when compared to second quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 16 percent or $7,298.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1995 for $49,503 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales declined $3,275 or 2 percent in the first six months of 1996 over the corresponding period in 1995, primarily due to decreased gas and oil production. A decline of 30 percent in gas production and 10 percent in oil production had a significant impact on partnership performance. Current period gas and oil prices increased 38 percent or $.56/MCF and 19 percent or $2.65/BBL, respectively, partially offsetting the revenue declines.

     Associated depreciation expense decreased 26 percent or $27,173.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $179,734 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1988-B, LTD.
                                             (Registrant)

                                   By:       SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 9, 1996           By:       /s/ John R. Alden
          --------------                     ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 9, 1996           By:       /s/ Alton D. Heckaman, Jr.
          --------------                     ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                             Description
- --------                           -----------
  27             Financial Data Schedule