Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1996-11-08
CIK 842784

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           7

PART II.    OTHER INFORMATION                                                                                      9



SIGNATURES                                                                                                         10

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                             1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)

 ASSETS:
         Current Assets:
              Cash and cash equivalents                                                $        1,862       $        1,720
              Oil and gas sales receivable                                                    101,822               94,807
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       103,684               96,527
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               4,429               19,429
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    7,015,713            7,141,607
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,945,956)          (5,826,813)
                                                                                       ---------------      ---------------
                                                                                            1,069,757            1,314,794
                                                                                       ---------------      ---------------
                                                                                       $    1,177,870       $    1,430,750
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      119,402       $      328,189
              Current portion of note payable                                                      --               20,026
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  119,402              348,215
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     41,425               44,496

         Partners' Capital                                                                  1,017,043            1,038,039
                                                                                       ---------------      ---------------
                                                                                       $    1,177,870       $    1,430,750
                                                                                       ===============      ===============


                See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996               1995            1996                1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       109,208   $       115,344  $       347,077   $       356,488
   Interest income                                         23                40               73               113
   Other                                                  432               425            1,537             1,603
                                              ---------------   ---------------  ---------------   ---------------
                                                      109,663           115,809          348,687           358,204
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     41,469            45,274          140,561           146,128
   Production taxes                                     7,386             7,220           20,507            21,688
   Depreciation, depletion
      and amortization -
        Normal provision                               40,782            47,929          119,143           153,463
        Additional provision                               --            21,849               --           201,583
   General and administrative                          14,297            20,550           48,908            44,507
   Interest expense                                       235             5,196            8,157            14,396
                                              ---------------   ---------------  ---------------   ---------------
                                                      104,169           148,018          337,276           581,765
                                              ---------------   ---------------  ---------------   ---------------

NET INCOME (LOSS)                             $         5,494   $       (32,209) $        11,411   $      (223,561)
                                              ===============     ============== ===============   ===============

Limited Partners' net income (loss)
   per unit                                   $           .07   $          (.44) $           .15   $         (3.03)
                                              ===============   ===============  ===============   ===============



               See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                ---------------------------------------
                                                                                       1996                    1995
                                                                                ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (Loss)                                                               $       11,411          $      (223,561)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         119,143                  355,046
      Change in gas imbalance receivable
         and deferred revenues                                                          11,929                      683
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (7,015)                   4,336
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (208,786)                  17,108
                                                                                ---------------         ---------------
               Net cash provided by (used in) operating activities                     (73,318)                 153,612
                                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (21,881)                 (26,373)
    Proceeds from sales of oil and gas properties                                      147,775                    1,564
                                                                                ---------------         ---------------
               Net cash provided by (used in) investing activities                     125,894                  (24,809)
                                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (32,407)                 (68,483)
    Payments on note payable                                                           (20,027)                 (60,080)
                                                                                ---------------         ---------------
               Net cash provided by (used in) financing activities                     (52,434)                (128,563)
                                                                                ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       142                      240
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,720                    1,370
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,862          $         1,610
                                                                                ===============         ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        8,660          $         5,892
                                                                                ===============         ===============


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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales declined $6,136 or 5 percent in the third quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 34 percent in gas production and 44 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 48 percent or $.69/MCF and 46 percent or $6.19/BBL, respectively, partially offsetting the revenue declines.

      Associated depreciation expense decreased 15 percent or $7,147.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales decreased $9,411 or 3 percent in the first nine months of 1996 over the corresponding period in 1995. A decline of 31 percent in gas production and 21 percent in oil production were major contributing factors to the decreased revenues for the period. Current period gas and oil prices increased 41 percent or $.60/MCF and 26 percent or $3.52/BBL, respectively, compared to the corresponding period in 1995, partially offsetting the decreased income.

      Associated depreciation expense decreased 22 percent or $34,320.

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


                                               SWIFT ENERGY INCOME
                                               PARTNERS 1988-B, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        ---------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        ---------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer