Form 10-K405
period 1996-12-31
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1997-03-25
CIK 842784

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________________ to ____________________

                       Commission File number 33-11773-05


                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                          76-0256602
(State of Organization)                   (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       Documents Incorporated by Reference

Document                                            Incorporated as to

    Registration Statement No. 33-11773                Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

ITEM NO.                                    PART I                                               PAGE
   1                       Business                                                                I-1
   2                       Properties                                                              I-5
   3                       Legal Proceedings                                                       I-8
   4                       Submission of Matters to a Vote of
                             Security Holders                                                      I-8


                                            PART II

   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                                      II-1
   6                       Selected Financial Data                                                II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                        II-2
   8                       Financial Statements and Supplementary Data                            II-3
   9                       Disagreements on Accounting and Financial
                             Disclosure                                                           II-3


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


                                            PART IV

  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                              IV-1


                                            OTHER

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

         At December 31, 1996, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby, except for certain nonoperating interests acquired outside the NP/OR Agreement by the Registrant from Northwind Exploration Company. At December 31, 1996, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1996 the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties (other than the Northwind properties) acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 38% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


         From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent yeras, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

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

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


Item 2.  Properties

         As of December 31, 1996, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

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

                                                      Net Production
                                      ------------------------------------------
                                                   For the Years Ended
                                                       December 31,
                                      ------------------------------------------
                                       1996              1995              1994
                                      -------           -------          -------
Net Volumes (Equivalent MCFs)         182,183           269,146          326,635

Average Sales Price
   per Equivalent MCF                 $2.33             $1.64            $2.00

Average Production Cost
   per Equivalent MCF
   (includes production taxes)        $1.10             $0.85            $0.90

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1996, 1995 and 1994. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1996                          1995                        1994
                                    ---------------------       ----------------------       ---------------------
                                                  Natural                    Natural                      Natural
                                        Oil         Gas           Oil          Gas             Oil          Gas
                                    -------      --------       -------      ---------       -------      --------
                                     (BBLS)       (MMCF)         (BBLS)       (MMCF)          (BBLS)        (MMCF)

Proved developed
   reserves at end of year           30,306         1,258        92,257          1,374       112,691         1,722
                                    -------         -----       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                         96,671         1,440       121,793          1,744       133,734         2,599

   Extensions, discoveries
     and other additions                 --            --            --             --            --            --

   Revisions of previous
     estimates                        (924)           165       (15,496)           (92)        4,297          (512)

   Sales of minerals in
     place                          (50,420)         (195)           --             --        (4,189)          (89)

   Production                        (6,660)         (142)       (9,626)          (212)      (12,049)         (254)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year            38,667         1,268        96,671          1,440       121,793         1,744
                                    -------         -----       -------          -----       -------         -----


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

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1996:

                                                                 Reserves
                                                             December 31, 1996
                                                           ---------------------

                                                                        Natural                  Wells
                                                      Oil                 Gas            -----------------------
Acquisition                State(s)                 (BBLS)              (MMCF)            Gross            Net
-----------                --------                 ------              -------          ------          -------
Union Drilling             WV                            --               338              122             8.737
Potter                     AR, LA, MS,
                           NM, OK, TX                22,116               601              187            10.053
Mega, Northwind            TX                         5,563               110                7             0.075
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                           175               150                6             0.193
Norcen Explorer            WY                         8,812                 9               29             0.135
Mission Oil
   Company                 TX                         1,702                51               47             0.245
Hardy Oil Company          TX                           299                 9                4             0.009
                                                     ------             -----             ----            ------
                                                     38,667             1,268              402            19.447
                                                     ------             -----             ----            ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

         Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

                    SWIFT ENRGY INCOME PARTNERS 1988-B, LTD.


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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                     PART II


Item 5. Market Price of and Distributions on the Registrant's Units and Relate Limited Partner Matters

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

Holders

         As of December 31, 1996, there were 752 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1995 and 1996, the Partnership distributed a total of $75,700 and $40,600, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1996, 1995, 1994, 1993, and 1992, should be read in conjunction with the financial statements included in Item 8.

                                1996               1995               1994              1993              1992
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $     439,302      $     459,276      $      665,124    $     798,081     $     970,833
Income (Loss)              $      27,600      $    (243,649)     $     (175,340)   $      53,579     $    (742,807)
Total Assets               $   1,114,998      $   1,430,750      $    1,791,849    $   2,186,454     $   2,486,740
Cash Distributions         $      55,557      $      87,387      $      213,470    $     326,446     $     393,344


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

         Subject to 1997 market conditions remaining comparable with 1996, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1997 is completed successfully. The Partnership plans to spend in the next two years an estimated $124,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 4 percent in 1996 vs. 1995. Production volumes decreased 32 percent due to a 33 percent gas production decrease and a 31 percent oil production decline. Increases in both 1996 gas and oil prices were experienced by the partnerhsip. The Partnership experienced an increase in gas prices of 47 percent $.69/MCF and an increase in oil prices of 29 percent or $3.98/BBL. The average sales price per equivalent MCF increased 42 percent in 1996. The price increases partially offset the effect of decreased oil and gas poduction impacting partneship performance.

         Production cost per equivalent MCF increased 29 percent in 1996 compared to 1995; however, total production costs decreased 12 percent in 1996.

         Associated depreciation expense decreased 26 percent in 1996 when compared to 1995.

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

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


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

         During 1997, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1996. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1997 regarding the directors and executive officers of Swift.

                                                 Position(s) with
         Name             Age               Swift and Other Companies
         ----             ---               -------------------------
                                    DIRECTORS

A. Earl Swift             63        President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           68        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           65        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen           72        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       61        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       48        Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow         69        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            41        Executive Vice President, Chief
                                    Operating Officer

John R. Alden             51        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          49        Senior Vice President - Funds Management

James M. Kitterman        52        Senior Vice President - Operations

Alton D. Heckaman, Jr.    39        Vice President - Finance and Controller


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 4,016 Limited Partnership Units, which is 5.44 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

               Balance Sheets as of December 31, 1996 and 1995            IV-3

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                        IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1996, 1995 and 1994                        IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                        IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1996 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1988-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1988-B, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1988-B, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1997

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                             1996                 1995
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,901       $        1,720
              Oil and gas sales receivable                                                     84,881               94,807
                                                                                       --------------       --------------
                   Total Current Assets                                                        86,782               96,527
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              10,768               19,429
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,988,216            7,141,607
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,970,768)          (5,826,813)
                                                                                       --------------       --------------
                                                                                            1,017,448            1,314,794
                                                                                       --------------       --------------
                                                                                       $    1,114,998       $    1,430,750
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       63,727       $      328,189
              Current portion of note payable                                                      --               20,026
                                                                                       --------------       --------------
                   Total Current Liabilities                                                   63,727              348,215
                                                                                       --------------       --------------

         Deferred Revenues                                                                     41,189               44,496

         Partners' Capital                                                                  1,010,082            1,038,039
                                                                                       --------------       --------------
                                                                                       $    1,114,998       $    1,430,750
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                      1996             1995               1994
                                                                ---------------  ---------------   ---------------
REVENUES:

   Oil and gas sales                                            $       437,370  $       456,909   $       663,438
   Interest income                                                          112              161                49
   Other                                                                  1,820            2,206             1,637
                                                                ---------------  ---------------   ---------------
                                                                        439,302          459,276           665,124
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      175,350          200,486           253,494
   Production taxes                                                      25,920           27,302            39,132
   Depreciation, depletion
     and amortization -
        Normal provision                                                143,956          195,397           235,023
        Additional provision                                                 --          201,583           226,987
   General and administrative                                            58,214           58,112            75,090
   Interest expense                                                       8,262           20,045            10,738
                                                                ---------------  ---------------   ---------------
                                                                        411,702          702,925           840,464
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $        27,600  $      (243,649)  $      (175,340)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   Limited           General       Combining
                                                  Partners          Partners       Adjustment             Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1993                         $     1,539,009   $        39,197  $       179,679     $    1,757,885

Income (Loss)                                        (142,171)           23,769          (56,938)          (175,340)

Cash Distributions                                   (192,000)          (21,470)              --           (213,470)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                               1,204,838            41,496          122,741          1,369,075
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (221,753)           10,600          (32,496)          (243,649)

Cash Distributions                                    (75,700)          (11,687)              --            (87,387)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                                 907,385            40,409           90,245          1,038,039
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          24,132            12,253           (8,785)            27,600

Cash Distributions                                    (40,600)          (14,957)              --            (55,557)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                         $       890,917   $        37,705  $        81,460     $    1,010,082
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1994                                    $         (1.93)
                                              ================
      1995                                    $         (3.00)
                                              ===============
      1996                                    $           .33
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996              1995              1994
                                                                                 ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $        27,600   $      (243,649) $      (175,340)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           143,956           396,980          462,010
      Change in gas imbalance receivable
          and deferred revenues                                                            5,353             1,251          (28,377)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                                9,926            17,653           50,303
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (264,462)           29,365          102,689
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    (77,627)          201,600          411,285
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (22,959)          (35,273)        (152,183)
    Proceeds from sales of oil and gas properties                                        176,350             1,518           34,651
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    153,391           (33,755)        (117,532)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (55,557)          (87,387)        (213,470)
    Payments on note payable                                                             (20,026)          (80,108)         (80,107)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                    (75,583)         (167,495)        (293,577)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         181               350              176
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,720             1,370            1,194
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $         1,901   $         1,720  $         1,370
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $         8,765   $        21,907  $        11,665
                                                                                 ===============   ===============  ===============


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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1996.

(2) Significant Accounting Policies -

Use of Estimates --

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

Oil and Gas Properties --

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1996, 1995 and 1994.

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

Statements of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                               Year Ended December 31,
                                    --------------------------------------------
                                        1996            1995             1994
                                    ----------      -----------      -----------
         Acquisition of
           proved properties        $       --      $        --      $        --

         Development                    22,959           35,273          152,183
                                    ----------      -----------      -----------
                                    $   22,959      $    35,273      $   152,183
                                    ----------      -----------      -----------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $201,583 and $226,987, respectively. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, no write down was required by the Partnership. The write down would have been $21,348 using product prices in effect at September 30, 1994. No such write downs were required in 1996.

         In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1996 and 1995 resulting in a valuation allowance of $179,983 and $187,205, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to general and limited partners.

               SWIFT ENERGY COMPANY INCOME PARTNERS 1988-B, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $183,061  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $184,574 was paid to Swift in 1988 for services performed for the Partnership. During 1996, 1995 and 1994, the Partnership paid Swift $28,094, $27,672 and $40,707, respectively, as general and administrative overhead allowances.

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

(5)  Note Payable to a Bank -

         Note payable to a bank at December 31, 1996 and 1995 follows:

                                                             1996         1995
                                                           --------     --------
         Date of current note:   December 29, 1992

         Note payable at 1.25% above the bank's base
          rate (9.75% at December 31, 1995), principal
          payable in quarterly  installments of $20,027,
          with the balance due at maturity (January 1,
          1996), collateralized by partnership assets      $     --    $ 20,026

        Less:   Current portion                                  --     (20,026)
                                                           --------    --------

         Long-term portion                                 $     --    $     --
                                                           --------    --------


         Note was paid in full at maturity. As provided by the Partnership Agreement, the note payable was obtained to fund development wells. As of December 31, 1996, the Partnership had no outstanding note payable to a Bank.

(6) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $196,106, $115,858 and $295,711, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

               SWIFT ENERGY COMPANY INCOME PARTNERS 1988-B, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD

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


                                              SWIFT ENERGY INCOME
                                              PARTNERS 1988-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 17, 1997            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              President

Date:      March 17, 1997            By:      s/b John R. Alden
           --------------                     ----------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:      March 17, 1997            By:      s/b Alton D. Heckaman, Jr.
           --------------                     ----------------------------------
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

                                              SWIFT ENERGY INCOME
                                              PARTNERS 1988-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 17, 1997            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:      March 17, 1997            By:      s/b Virgil N. Swift
           --------------                     ----------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

                   SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.



Date:      March 17, 1997            By:      s/b G. Robert Evans
           --------------                     ----------------------------------
                                              G. Robert Evans
                                              Director

Date:      March 17, 1997            By:      s/b Raymond O. Loen
           --------------                     ----------------------------------
                                              Raymond O. Loen
                                              Director

Date:      March 17, 1997            By:      s/b Henry C. Montgomery
           --------------                     ----------------------------------
                                              Henry C. Montgomery
                                              Director

Date:      March 17, 1997            By:      s/b Clyde W. Smith, Jr.
           --------------                     ----------------------------------
                                              Clyde W. Smith, Jr.
                                              Director

Date:      March 17, 1997            By:      s/b Harold J. Withrow
           --------------                     ----------------------------------
                                              Harold J. Withrow
                                              Director