Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1997-05-12
CIK 842784

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                7

PART II.    OTHER INFORMATION                                           8


SIGNATURES                                                              9

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                         March 31,           December 31,
                                                                                            1997                 1996
                                                                                      ---------------       -------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        6,258       $        1,901
              Oil and gas sales receivable                                                    134,096               84,881
                                                                                       --------------       --------------
                   Total Current Assets                                                       140,354               86,782
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              10,768               10,768
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,985,582            6,988,216
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,009,672)          (5,970,768)
                                                                                       --------------        -------------
                                                                                              975,910            1,017,448
                                                                                       --------------        -------------
                                                                                       $    1,127,032       $    1,114,998
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       46,226       $       63,727
                                                                                       --------------       --------------

         Deferred Revenues                                                                     41,189               41,189

         Partners' Capital                                                                  1,039,617            1,010,082
                                                                                       --------------       --------------
                                                                                       $    1,127,032       $    1,114,998
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 ---------------------------------
                                                                                        1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       143,400   $       119,328
             Interest income                                                                   8                 8
             Other                                                                           242               687
                                                                                 ---------------   ---------------
                                                                                         143,650           120,023
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              28,832            49,663
             Production taxes                                                              9,304             5,952
             Depreciation, depletion
               and amortization                                                           38,904            40,982
             General and administrative                                                   14,467            16,883
             Interest expense                                                                 --             4,761
                                                                                 ---------------   ---------------
                                                                                          91,507           118,241
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        52,143   $         1,782
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .71
                                              ===============
         March 31, 1996                       $           .02
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                      1997                    1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         52,143        $         1,782
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            38,904                 40,982
      Change in gas imbalance receivable
          and deferred revenues                                                               --                 (3,106)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (49,215)               (18,569)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        (17,501)                12,149
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                        24,331                 33,238
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                       --                 (7,583)
    Proceeds from sales of oil and gas properties                                          2,634                     --
                                                                                ----------------         --------------
                Net cash provided by (used in) investing activities                        2,634                 (7,583)
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (22,608)                (5,551)
    Payment on notes payable                                                                  --                (20,027)
                                                                                ----------------         --------------
               Net cash provided by (used in) financing activities                       (22,608)               (25,578)
                                                                                -----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,357                     77
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,901                  1,720
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          6,258        $         1,797
                                                                                ================        ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         5,264
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Results of Operations

     Oil and gas sales increased $24,017 or 20 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 74 percent or $1.29/MCF and in oil prices of 25 percent or $3.90/BBL had a significant impact on partnership performance. Current quarter gas production declined 14 percent and oil production declined 57 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 5 percent or $2,078.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                           SWIFT ENERGY INCOME
                                           PARTNERS 1988-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:     May 5, 1997           By:        /s/ John R. Alden
          -----------                      --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1997           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer