Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1997-08-11
CIK 842784

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           7

PART II.    OTHER INFORMATION                                                                      9


SIGNATURES                                                                                        10

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      201,322       $        1,901
              Oil and gas sales receivable                                                     81,759               84,881
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       283,081               86,782
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               9,691               10,768
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,824,247            6,988,216
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,035,818)          (5,970,768)
                                                                                       ---------------      ---------------
                                                                                              788,429            1,017,448
                                                                                       ---------------      ---------------
                                                                                       $    1,081,201       $    1,114,998
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       31,156       $       63,727
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     42,149               41,189

         Partners' Capital                                                                  1,007,896            1,010,082
                                                                                       ---------------      ---------------
                                                                                       $    1,081,201       $    1,114,998
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        66,216   $       118,541  $       209,616   $       237,870
   Interest income                                      1,235                42            1,244                50
   Other                                                  157               417              399             1,104
                                              ---------------   ---------------  ---------------   ---------------
                                                       67,608           119,000          211,259           239,024
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     18,243            49,428           47,076            99,092
   Production taxes                                     3,955             7,169           13,260            13,121
   Depreciation, depletion
      and amortization                                 26,146            37,379           65,050            78,361
   General and administrative                          14,182            17,728           28,648            34,611
   Interest expense                                        --             3,161               --             7,922
                                              ---------------   ---------------  ---------------   ---------------
                                                       62,526           114,865          154,034           233,107
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         5,082   $         4,135  $        57,225   $         5,917
                                              ===============   ===============  ================  ===============



Limited Partners' net income (loss)
   per unit                                   $           .07   $           .06  $           .78   $           .08
                                              ===============   ===============  ================  ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                      1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       57,225          $         5,917
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          65,050                   78,361
      Change in gas imbalance receivable
          and deferred revenues                                                          2,037                   11,528
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              3,122                  (16,565)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (32,571)                (141,532)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               94,863                  (62,291)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                     --                   (8,157)
    Proceeds from sales of oil and gas properties                                      163,969                  105,637
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              163,969                   97,480
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (59,411)                 (15,043)
    Payments on note payable                                                                --                  (20,027)
                                                                               ---------------          ---------------
      Net cash provided by (used in) financing activities                              (59,411)                 (35,070)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   199,421                      119
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,901                    1,720
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      201,322          $         1,839
                                                                               ===============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         8,425
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $52,325 or 44 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 56 percent in oil production and 20 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 27 percent or $.65/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 30 percent or $11,233.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $28,254 or 12 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 56 percent in oil production and 16 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 24 percent or $.49/MCF partially offset the production declines.

      Associated depreciation expense declined 17 percent or $13,311.

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


                                              SWIFT ENERGY INCOME
                                              PARTNERS 1988-B, LTD.
                                              (Registrant)

                                   By:        SWIFT ENERGY COMPANY
                                              Managing General Partner


Date:     August 4, 1997           By:        /s/ John R. Alden
          --------------                      ---------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     August 4, 1997           By:        /s/ Alton D. Heckaman, Jr.
          --------------                      ---------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer