Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1997-11-12
CIK 842784

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ______________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    7

PART II.    OTHER INFORMATION                                                          9


SIGNATURES                                                                            10

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      191,670       $        1,901
              Oil and gas sales receivable                                                     85,388               84,881
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       277,058               86,782
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               8,987               10,768
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,825,384            6,988,216
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,057,179)          (5,970,768)
                                                                                       ---------------      ---------------
                                                                                              768,205            1,017,448
                                                                                       ---------------      ---------------
                                                                                       $    1,054,250       $    1,114,998
                                                                                       ==============       ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       29,374       $       63,727
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     44,668               41,189

         Partners' Capital                                                                    980,208            1,010,082
                                                                                       ---------------      ---------------
                                                                                       $    1,054,250       $    1,114,998
                                                                                       ==============       ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        60,609   $       109,208  $       270,225   $       347,077
   Interest income                                      2,541                23            3,784                73
   Other                                                  113               432              512             1,537
                                              ---------------   ---------------  ---------------   ---------------
                                                       63,263           109,663          274,521           348,687
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     14,320            41,469           61,396           140,561
   Production taxes                                     3,654             7,386           16,914            20,507
   Depreciation, depletion
      and amortization -
        Normal provision                               21,361            40,782           86,411           119,143
   General and administrative                          16,029            14,297           44,676            48,908
   Interest expense                                        --               235               --             8,157
                                              ---------------   ---------------  ---------------   ---------------
                                                       55,364           104,169          209,397           337,276
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         7,899   $         5,494  $        65,124   $        11,411
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .11   $           .07  $           .88   $           .15
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       65,124          $        11,411
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          86,411                  119,143
      Change in gas imbalance receivable
         and deferred revenues                                                           5,260                   11,929
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               (507)                  (7,015)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (34,353)                (208,786)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     121,935                  (73,318)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (285)                 (21,881)
    Proceeds from sales of oil and gas properties                                      163,117                  147,775
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     162,832                  125,894
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (94,998)                 (32,407)
    Payments on note payable                                                                --                  (20,027)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                     (94,998)                 (52,434)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   189,769                      142
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,901                    1,720
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      191,670          $         1,862
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         8,660
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $48,598 or 45 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 37 percent in gas production and 73 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 56 percent or $10.88/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 48 percent or $19,421.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $76,852 or 22 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 23 percent in gas production and 60 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 16 percent or $.34/MCF partially offset the production declines.

      Associated depreciation expense declined 27 percent or $32,732.

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


                                         SWIFT ENERGY INCOME
                                         PARTNERS 1988-B, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer