Form 10-Q
period 1998-03-31
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1998-05-14
CIK 842784

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                  3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                7

PART II.    OTHER INFORMATION                                           8


SIGNATURES                                                              9

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS




                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      190,567       $      214,578
              Oil and gas sales receivable                                                     71,986               86,000
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       262,553              300,578
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               7,719                8,238
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,807,142            6,804,801
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,095,204)          (6,077,713)
                                                                                       ---------------      ---------------
                                                                                              711,938              727,088
                                                                                       ---------------      ---------------
                                                                                       $      982,210       $    1,035,904
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       41,294       $       32,709
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     43,939               44,164

         Limited Partners' Capital (73,829.56 Limited Partnership Units;
                                    $100 per unit)                                            878,036              931,982
         General Partners' Capital                                                             18,941               27,049
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     896,977              959,031
                                                                                       ---------------      ---------------
                                                                                       $      982,210       $    1,035,904
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 ---------------------------------
                                                                                        1998              1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        35,722   $       143,400
             Interest income                                                               2,626                 8
             Other                                                                           107               242
                                                                                 ---------------   ---------------
                                                                                          38,455           143,650
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              12,352            28,832
             Production taxes                                                              2,245             9,304
             Depreciation, depletion
               and amortization                                                           17,491            38,904
             General and administrative                                                   19,709            14,467
                                                                                 ---------------   ---------------
                                                                                          51,797            91,507
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (13,342)  $        52,143
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.18)
                                              ===============
         March 31, 1997                       $           .71
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                      1998                    1997
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (13,342)       $        52,143
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            17,491                 38,904
      Change in gas imbalance receivable
          and deferred revenues                                                              294                     --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               14,014                (49,215)
        Increase (decrease) in accounts payable                                            8,585                (17,501)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                        27,042                 24,331
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (2,341)                    --
    Proceeds from sales of oil and gas properties                                             --                  2,634
                                                                                ----------------         --------------
                Net cash provided by (used in) investing activities                       (2,341)                 2,634
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (48,712)               (22,608)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (24,011)                 4,357
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         214,578                  1,901
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        190,567        $         6,258
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Gas Imbalances -

                  The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

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

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $27,042 and $24,331 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $48,712 and $22,608 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners to fund capital requirements. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales declined $107,678 or 75 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 53 percent or $1.60/MCF and in oil prices of 40 percent or $7.78/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 52 percent and 57 percent, respectively, when compared to first quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

         Associated depreciation expense decreased 55 percent or $21,413 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

         During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1998          By:        /s/ John R. Alden
          -----------                      --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1998           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer