Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1998-08-13
CIK 842784

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                 3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997      4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                      5

            Notes to Financial Statements                                             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              7

PART II.    OTHER INFORMATION                                                         9


SIGNATURES                                                                           10

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      146,125       $      214,578
              Oil and gas sales receivable                                                     76,359               86,000
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        222,484              300,578
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               7,420                8,238
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,806,843            6,804,801
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,112,627)          (6,077,713)
                                                                                       ---------------      ---------------
                                                                                              694,216              727,088
                                                                                       ---------------      ---------------
                                                                                       $      924,120       $    1,035,904
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       25,921       $       32,709
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     42,734               44,164

         Limited Partners' Capital (73,829.56 Limited Partnership Units;
                                   $100 per unit)                                             839,131              931,982
         General Partners' Capital                                                             16,334               27,049
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     855,465              959,031
                                                                                       ---------------      ---------------
                                                                                       $      924,120       $    1,035,904
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        43,982   $        66,216  $        79,704   $       209,616
   Interest income                                      2,137             1,235            4,763             1,244
   Other                                                  124               157              231               399
                                              ---------------   ---------------  ---------------   ---------------
                                                       46,243            67,608           84,698           211,259
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     15,124            18,243           27,476            47,076
   Production taxes                                     2,735             3,955            4,980            13,260
   Depreciation, depletion
      and amortization                                 17,423            26,146           34,914            65,050
   General and administrative                          11,660            14,182           31,369            28,648
                                              ---------------   ---------------  ---------------   ---------------
                                                       46,942            62,526           98,739           154,034
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $          (699)  $         5,082  $       (14,041)  $        57,225
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.01)  $           .07  $          (.19)  $           .78
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (14,041)         $        57,225
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          34,914                   65,050
      Change in gas imbalance receivable
          and deferred revenues                                                           (612)                   2,037
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              9,641                    3,122
        Increase (decrease) in accounts payable                                         (6,788)                 (32,571)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               23,114                   94,863
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (2,042)                      --
    Proceeds from sales of oil and gas properties                                           --                  163,969
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               (2,042)                 163,969
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (89,525)                 (59,411)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (68,453)                 199,421
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       214,578                    1,901
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      146,125          $       201,322
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $23,114 and $94,863 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $163,969 for the six months ended June 30, 1997. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $89,525 and $59,411 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $22,234 or 34 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 30 percent and oil production declined 43 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 45 percent or $7.20/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 7 percent or $.13/MCF when compared to second quarter 1997 prices.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 33 percent or $8,723 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $129,912 or 62 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 34 percent or $.85/MCF and in oil prices of 43 percent or $7.73/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 43 percent and 51 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 46 percent or $30,136 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer