Form 10-Q
period 1998-09-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1998-11-13
CIK 842784

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                             PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                     3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997         4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                         5

            Notes to Financial Statements                                                      6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                       8

PART II.    OTHER INFORMATION                                                                 10


SIGNATURES                                                                                    11

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      127,882       $      214,578
              Oil and gas sales receivable                                                     78,331               86,000
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        206,213              300,578
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               7,420                8,238
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,808,059            6,804,801
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,187,441)          (6,077,713)
                                                                                       ---------------      ---------------
                                                                                              620,618              727,088
                                                                                       ---------------      ---------------
                                                                                       $      834,251       $    1,035,904
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       31,027       $       32,709
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     42,069               44,164

         Limited Partners' Capital (73,829.56 Limited Partnership Units;
                                   $100 per unit)                                             745,289              931,982
         General Partners' Capital                                                             15,866               27,049
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     761,155              959,031
                                                                                       ---------------      ---------------
                                                                                       $      834,251       $    1,035,904
                                                                                       ===============      ===============


                See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ----------------  ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        36,949   $        60,609  $       116,653   $       270,225
   Interest income                                      1,761             2,541            6,524             3,784
   Other                                                   53               113              284               512
                                              ---------------   ---------------  ---------------   ---------------
                                                       38,763            72,263          123,461           274,521
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     11,926            14,320           39,401            61,396
   Production taxes                                     2,316             3,654            7,296            16,914
   Depreciation, depletion
      and amortization -
        Normal provision                               16,908            21,361           51,822            86,411
        Additional                                     57,906                --           57,906                --
   General and administrative                          11,137            16,029           42,508            44,676
                                              ---------------   ---------------  ---------------   ---------------
                                                      100,193            55,364          198,933           209,397
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (61,430)  $         7,899  $       (75,472)  $        65,124
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.83)  $           .11  $         (1.02)  $           .88
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      (75,472)         $        65,124
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         109,728                   86,411
      Change in gas imbalance receivable
         and deferred revenues                                                          (1,277)                   5,260
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              7,669                     (507)
        Increase (decrease) in accounts payable                                         (1,682)                 (34,353)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      38,966                  121,935
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (3,258)                    (285)
    Proceeds from sales of oil and gas properties                                           --                  163,117
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (3,258)                 162,832
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (122,404)                 (94,998)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (86,696)                 189,769
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       214,578                    1,901
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      127,882          $       191,670
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

(5)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $38,966 and $121,935 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $163,117 for the nine months ended September 30, 1997. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $122,404 and $94,998 for the nine months ended September 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1998 (current quarter) when compared to the quarter ended September 30, 1997 (corresponding quarter), and for the nine months ended September 30, 1998 (current period), when compared to the nine months ended September 30, 1997 (corresponding period).

Three Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $23,660 or 39 percent in the third quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas prices. A decline in gas prices of 19 percent or $.39/MCF had a significant impact on partnership performance. Also, current quarter gas production declined 19 percent when compared to third quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Corresponding operating expenses declined 17 percent in the third quarter of 1998 when compared to the third quarter of 1997.

Associated depreciation expense decreased 21 percent or $4,453 in 1998 compared to third quarter 1997, also related to the decline in production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1998 for $57,906 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

Nine Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $153,572 or 57 percent in the first nine months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 30 percent or $.73/MCF and in oil prices of 42 percent or $6.94/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 37 percent and 44 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Corresponding operating expenses for the first nine months of 1998 decreased 36 percent when compared to the same period in 1997.

      Associated depreciation expense decreased 40 percent or $34,589 in 1998 compared to the first nine months of 1997, also related to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1998 for $57,906 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                           SWIFT ENERGY INCOME
                                           PARTNERS 1988-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:  November 4, 1998         By:        /s/ John R. Alden
       ----------------                    -------------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:  November 4, 1998         By:        /s/ Alton D. Heckaman, Jr.
       ----------------                    -------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer