Form 10-K405
period 1998-12-31
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1999-03-24
CIK 842784

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                           Incorporated as to

    Registration Statement No. 33-11773              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

ITEM NO.                            PART I                             PAGE
   1          Business                                                  I-1
   2          Properties                                                I-5
   3          Legal Proceedings                                         I-8
   4          Submission of Matters to a Vote of
                Security Holders                                        I-8


                                    PART II

   5          Market Price of and Distributions on the
                Registrant's Units and Related Limited
                Partner Matters                                        II-1
   6          Selected Financial Data                                  II-2
   7          Management's Discussion and Analysis of
                Financial Condition and Results of Operations          II-2
   8          Financial Statements and Supplementary Data              II-4
   9          Disagreements on Accounting and Financial
                Disclosure                                             II-4


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

         At December 31, 1998, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby, except for certain nonoperating interests acquired outside the NP/OR Agreement by the Registrant from Northwind Exploration Company. At December 31, 1998, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1998, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties (other than the Northwind properties) acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 38% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


Item 2.  Properties

         As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         1. The Reydon Field is in Roger Mills County, Oklahoma (Potter acquisition). This field represents 20% of the Partnership's value.

         2.  The  Ulrich   Field  is  in  Harris   County,   Texas  (North  Wind
acquisition). This field represents 19% of the Partnership's value.

         3.  The  Grapeland  Field  is  in  Houston  County,   Texas  (Grapeland
acquisition). This field represents 18% of the Partnership's value.

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


                                               Net Production
                                      --------------------------------
                                             For the Years Ended
                                                December 31,
                                      --------------------------------
                                       1998         1997         1996
                                      -------      -------     -------
Net Volumes (Equivalent MCFs)         84,020       128,294     182,183

Average Sales Price
   per Equivalent MCF                 $1.66        $2.54       $2.33

Average Production Cost
   per Equivalent MCF
   (includes production taxes)        $0.75        $0.76       $1.10

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------
                                            1998                      1997                   1996
                                    --------------------      ------------------      -----------------
                                                 Natural                Natural                  Natural
                                      Oil          Gas         Oil        Gas           Oil       Gas
                                    -------    ---------      -------   -------       -------  --------
                                      (BBLS)     (MMCF)       (BBLS)     (MMCF)        (BBLS)    (MMCF)
Proved developed
   reserves at end of year           12,853          675       16,992       814       30,306      1,258
                                    -------        -----      -------     -----       -------     -----
Proved reserves
   Balance at beginning
     of year                         17,857          838       38,667     1,268       96,671      1,440

   Extensions, discoveries
     and other additions                 --           --           --        --           --         --

   Revisions of previous
     estimates                       (3,222)         (75)        (385)       59         (924)       165

   Sales of minerals in
     place                              (73)          (8)     (17,568)     (378)     (50,420)      (195)

   Production                        (1,709)         (74)      (2,857)     (111)      (6,660)      (142)
                                     ------        -----      -------    ------       -------    -------

   Balance at end of year            12,853          681       17,857       838       38,667      1,268
                                    -------        -----      -------    ------       -------    -------


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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                                   Reserves
                                               December 31, 1998
                                              ------------------

                                                          Natural             Wells
                                                 Oil        Gas        -------------------
Acquisition                State(s)            (BBLS)      (MMCF)      Gross          Net
-----------                ---------           ------      -----       ------       ------
Potter                     AR, LA, MS,
                           NM, OK, TX           3,060        413          187       10.053
Mega, Northwind            TX                   5,372         91            7        0.075
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                     190        126            6        0.193
Norcen Explorer            WY                   3,114         12           29        0.135
Mission Oil
   Company                 TX                     636         18           47        0.245
Hardy Oil Company          TX                     481         21            4        0.009
                                               ------      -----         ----       ------
                                               12,853        681          280       10.710
                                               ------      -----         ----       ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 752 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1997 and 1998, the Partnership distributed a total of $110,800 and $131,000, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1998, 1997, 1996, 1995, and 1994, should be read in conjunction with the financial statements included in Item 8.

                                  1998               1997               1996              1995             1994
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     159,473      $     352,416      $     439,302      $      459,276    $     665,124
Income (Loss)              $    (187,279)     $      83,543      $      27,600      $     (243,649)   $    (175,340)
Total Assets               $     686,539      $   1,035,904      $   1,114,998      $    1,430,750    $   1,791,849
Cash Distributions         $     145,683      $     134,594      $      55,557      $       87,387    $     213,470
Long Term Obligations      $          --      $          --      $          --      $           --    $      20,026
Limited Partners' Net
 Income (Loss) Per Unit    $       (1.73)     $        1.07      $         .33      $        (3.00)   $       (1.93)
Limited Partners' Cash
 Distributions Per Unit    $        1.77      $        1.50      $         .55      $         1.03    $        2.60


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $67,781, $163,856 and $(77,627) in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $186,699 and $176,350 in 1997 and 1996, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $1,938, $3,284 and $22,959 in 1998, 1997 and 1996, respectively. Cash distributions totaled $145,683, $134,594 and $55,557 in 1998, 1997 and 1996, respectively.

         Subject to 1999 market conditions remaining comparable with 1998, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1999 is completed successfully. The Partnership plans to spend in the next five years an estimated $12,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 56 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 33 percent or $.84/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 35 percent in 1998 as gas prices decreased 33 percent and oil prices declined 44 percent. Also, production volumes decreased 35 percent due to a 34 percent gas production decrease and a 40 percent oil production decline. The decrease in production, due in part to accelerated production declines on mature wells, further contributed to the decreased revenues.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


         Production cost per equivalent MCF decreased a slight 1 percent in 1998 compared to 1997; however, total production costs decreased 36 percent in 1998.

         Associated depreciation expense decreased 36 percent in 1998 when compared to 1997, also related to the decline in production volumes.

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1998 of $167,258 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

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

         During 1999, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1998. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1999, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.


         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name              Age            Swift and Other Companies
         ----              ---            -------------------------
                                     DIRECTORS

A. Earl Swift              65        Chief Executive Officer and
                                     Chairman of the Board

Virgil N. Swift            70        Executive Vice President - Business
                                     Development, Vice Chairman of the Board

G. Robert Evans            67        Director of Swift; Chairman of the Board,
                                     Material Sciences Corporation;
                                     Director, Consolidated Freightways, Inc.,
                                     Fibreboard  Corporation,   Elco  Industries,
                                     and Old Second Bancorp

Raymond O. Loen            74        Director of Swift; President, R. O. Loen
                                     Company

Henry C. Montgomery        63        Director of Swift; Chairman of the Board,
                                     Montgomery Financial Services Corporation;
                                     Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        50        Director of Swift; President, Somerset
                                     Properties, Inc.

Harold J. Withrow          71        Director of Swift

                                     EXECUTIVE OFFICERS

Terry E. Swift             43        President, Chief Operating Officer

John R. Alden              53        Senior Vice President - Finance,
                                     Chief Financial Officer and Secretary

Bruce H. Vincent           51        Senior Vice President - Funds Management

James M. Kitterman         54        Senior Vice President - Operations

Joe A. D'Amico             50        Senior Vice President- Exploration and
                                     Development

Alton D. Heckaman, Jr.     41        Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997            IV-3

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                        IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                        IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                        IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1988-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1988-B, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1988-B, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                                    ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                            1998                  1997
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      134,838       $      214,578
              Oil and gas sales receivable                                                     48,315               86,000
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        183,153              300,578
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              10,093                8,238
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,806,639            6,804,801
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,313,346)          (6,077,713)
                                                                                       ---------------      ---------------
                                                                                              493,293              727,088
                                                                                       ---------------      ---------------
                                                                                       $      686,539       $    1,035,904
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       19,255       $       32,709
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     41,215               44,164

         Limited Partners' Capital (73,829.56 Limited Partnership Units;
                                   $100 per unit)                                             613,489              931,982
         General Partners' Capital                                                             12,580               27,049
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     626,069              959,031
                                                                                       ---------------      ---------------
                                                                                       $      686,539       $    1,035,904
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998              1997             1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       150,939  $       345,518   $       437,370
   Interest income                                                        8,071            6,221               112
   Other                                                                    463              677             1,820
                                                                ---------------  ---------------   ---------------
                                                                        159,473          352,416           439,302
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                       53,604           75,767           175,350
   Production taxes                                                       9,160           22,159            25,920
   Depreciation, depletion
     and amortization -
        Normal provision                                                 68,375          106,945           143,956
        Additional provision                                            167,258               --                --
   General and administrative                                            48,355           64,002            58,214
   Interest expense                                                          --               --             8,262
                                                                ---------------  ---------------   ---------------
                                                                        346,752          268,873           411,702
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $      (187,279) $        83,543   $        27,600
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment            Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                         $       907,385   $        40,409  $        90,245     $    1,038,039

Income (Loss)                                          24,132            12,253           (8,785)            27,600

Cash Distributions                                    (40,600)          (14,957)              --            (55,557)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 890,917            37,705           81,460          1,010,082
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          79,347            13,138           (8,942)            83,543

Cash Distributions                                   (110,800)          (23,794)              --           (134,594)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                                 859,464            27,049           72,518            959,031
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (127,404)              214          (60,089)          (187,279)

Cash Distributions                                   (131,000)          (14,683)              --           (145,683)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $       601,060   $        12,580  $        12,429     $      626,069
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1996                                    $           .33
                                              ===============
      1997                                    $          1.07
                                              ===============
      1998                                    $         (1.73)
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                       1998             1997              1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $      (187,279)  $        83,543  $        27,600
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           235,633           106,945          143,956
      Change in gas imbalance receivable
          and deferred revenues                                                           (4,804)            5,505            5,353
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               37,685            (1,119)           9,926
        Increase (decrease) in accounts payable                                          (13,454)          (31,018)        (264,462)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                     67,781           163,856          (77,627)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (1,938)           (3,284)         (22,959)
    Proceeds from sales of oil and gas properties                                            100           186,699          176,350
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                     (1,838)          183,415          153,391
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (145,683)         (134,594)         (55,557)
    Payments on note payable                                                                  --                --          (20,026)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (145,683)         (134,594)         (75,583)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (79,740)          212,677              181
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           214,578             1,901            1,720
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       134,838   $       214,578  $         1,901
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $            --   $            --  $         8,765
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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1998.

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1998, 1997 and 1996.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                           Year Ended December 31,
                                -------------------------------------------
                                  1998              1997             1996
                                ---------         --------          -------
         Acquisition of
           proved properties   $       --       $       --        $      --

         Development                1,938            3,284           22,959
                                  -------          -------          -------
                               $    1,938       $    3,284        $  22,959
                                  -------          -------          -------

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $167,258. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 resulting in a valuation allowance of $112,749. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $183,061  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $184,574 was paid to Swift in 1988 for services performed for the Partnership. During 1998, 1997 and 1996, the Partnership paid Swift $24,167, $34,501 and $28,094, respectively, as general and administrative overhead allowances.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $25,865, $189,136 and $196,106, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1988-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                     -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                     -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director