Form 10-Q
period 1999-03-31
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1999-05-10
CIK 842784

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.    OTHER INFORMATION                                          10


SIGNATURES                                                             11

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS


                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      135,751       $      134,838
              Oil and gas sales receivable                                                     77,363               48,315
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        213,114              183,153
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              10,016               10,093
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,762,197            6,806,639
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,324,817)          (6,313,346)
                                                                                       ---------------      ---------------
                                                                                              437,380              493,293
                                                                                       ---------------      ---------------
                                                                                       $      660,510       $      686,539
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       22,864       $       19,255
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     40,652               41,215

         Limited Partners' Capital (73,829.56 Limited Partnership Units;
                                   $100 per unit)                                             585,727              613,489
         General Partners' Capital                                                             11,267               12,580
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     596,994              626,069
                                                                                       ---------------      ---------------
                                                                                       $      660,510       $      686,539
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 ---------------------------------
                                                                                        1999              1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        25,997   $        35,722
             Interest income                                                               1,591             2,626
             Other                                                                            --               107
                                                                                 ---------------   ---------------
                                                                                          27,588            38,455
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                               7,746            12,352
             Production taxes                                                              1,712             2,245
             Depreciation, depletion
               and amortization                                                           11,471            17,491
             General and administrative                                                   15,963            19,709
                                                                                 ---------------   ---------------
                                                                                          36,892            51,797
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (9,304)  $       (13,342)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.13)
                                                 ============
         March 31, 1998                       $          (.18)
                                                 ============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                      1999                    1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (9,304)       $       (13,342)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            11,471                 17,491
      Change in gas imbalance receivable
          and deferred revenues                                                             (486)                   294
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (29,048)                14,014
        Increase (decrease) in accounts payable                                            3,609                  8,585
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (23,758)                27,042
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                    1,028                 (2,341)
    Proceeds from sales of oil and gas properties                                         43,414                     --
                                                                                  --------------         --------------
                Net cash provided by (used in) investing activities                       44,442                 (2,341)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (19,771)               (48,712)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         913                (24,011)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         134,838                214,578
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        135,751        $       190,567
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(23,578) and $27,042 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $43,414 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $19,771 and $48,712 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

      Oil and gas sales declined $9,725 or 27 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production from the partnership's mature wells. Current quarter gas and oil production declined 22 percent and 39 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices held steady at an average $1.54/MCF, however, oil prices declined 15 percent or $1.76 to an average $9.93/BBL for the quarter contributing to the decreased revenues.

      Corresponding production costs per equivalent MCF decreased 15 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 35 percent.

      Associated depreciation expense decreased 34 percent or $6,020 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision at March 31, 1999 in the amount of $19,835. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1999           By:        /s/ John R. Alden
          -----------                      --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1999           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer