Form 10-Q
period 1999-09-30
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 1999-11-12
CIK 842784

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                             PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1999 and December 31, 1998                                     3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1999 and 1998         4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1999 and 1998                         5

            Notes to Financial Statements                                                      6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                       8

PART II.    OTHER INFORMATION                                                                 10


SIGNATURES                                                                                    11

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                September 30,          December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        179,462      $        134,838
     Oil and gas sales receivable                                                      27,713                48,315
                                                                               ---------------       ---------------
          Total Current Assets                                                        207,175               183,153
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                                9,924                10,093
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                     6,748,876             6,806,639
Less-Accumulated depreciation, depletion
     and amortization                                                              (6,339,043)           (6,313,346)
                                                                               ---------------       ---------------
                                                                                      409,833               493,293
                                                                               ===============       ===============
                                                                             $        626,932      $        686,539
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         12,078      $         19,255
                                                                               ---------------       ---------------

Deferred Revenues                                                                      40,652                41,215

Limited Partners' Capital (73,829.56 Limited Partnership
                          Units; $100 per unit)                                       562,373               613,489

General Partners' Capital                                                              11,829                12,580
                                                                               ---------------       ---------------
          Total Partners' Capital                                                     574,202               626,069
                                                                               ===============       ===============
                                                                             $        626,932      $        686,539
                                                                               ===============       ===============


                See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                             September 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                   1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $         26,707    $        36,949      $         81,468   $        116,653
     Interest income                                 2,332              1,761                 5,809              6,524
     Other                                              --                 53                    --                284
                                             --------------     --------------        --------------     --------------
                                                    29,039             38,763                87,277            123,461
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                 8,737             11,926                25,461             39,401
     Production taxes                                1,745              2,316                 4,644              7,296
     Depreciation, depletion
          and amortization  -
             Normal                                  8,277             16,908                25,697             51,822
             Additional                                 --             57,906                    --             57,906
     General and administrative                      8,697             11,137                36,949             42,508
                                             --------------     --------------        --------------     --------------
                                                    27,456            100,193                92,751            198,933
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $          1,583    $       (61,430)     $         (5,474)  $        (75,472)
                                             ==============     ==============        ==============     ==============



Limited Partners' net income (loss)
     per unit                             $           0.01    $         (0.83)     $          (0.09)  $          (1.02)
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $        (5,474)      $       (75,472)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                        25,697               109,728
          Change in gas imbalance receivable
               and deferred revenues                                                        (394)               (1,277)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                        20,602                 7,669
               Increase (decrease) in accounts payable                                    (7,177)               (1,682)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                             33,254                38,966
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                   1,856                (3,258)
     Proceeds from sales of oil and gas properties                                        55,907                    --
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             57,763                (3,258)
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (46,393)             (122,404)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      44,624               (86,696)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         134,838               214,578
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       179,462      $        127,882
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

(5)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner has implemented the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and has substantially completed testing and will continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner has received certification as to Year 2000 compliance from vendors or third party consultants.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it has resolved any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the
        Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner has contacted its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sale of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by operating activities totaled $33,254 and $38,966 for the nine months ended September 30, 1999 and 1998, respectively. Cash provided by property sale proceeds totaled $55,907 for the nine months ended September 30, 1999. Cash distributions totaled $46,393 and $122,404 for the nine months ended September 30, 1999 and 1998, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1999 (current quarter) when compared to the quarter ended September 30, 1998 (corresponding quarter), and for the nine months ended September 30, 1999 (current period), when compared to the nine months ended September 30, 1998 (corresponding period).

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Three Months Ended September 30, 1998 and 1997

       Oil and gas sales decreased $10,242 or 28 percent in the third quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter production volumes decreased 46 percent as oil and gas production declined 72 percent and 43 percent, respectively, when compared to third quarter 1998 production volumes. Production declines are a result of the accelerated depletion of the Partnership's mature wells. Oil prices increased 95 percent or $7.07/BBL to an average of $14.54/BBL and gas prices increased 39 percent or $.67/MCF to an average of $2.38/MCF for the quarter. Increased oil and gas prices helped offset the effect of decreased production.

       Corresponding production costs per equivalent MCF increased 23 percent in the third quarter of 1999 compared to the third quarter of 1998 and total production costs decreased 26 percent.

      Total depreciation expense for the third quarter of 1999 decreased 89 percent or $66,537 when compared to the third quarter of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 51 percent or $8,631 in the third quarter of 1999 compared to the third quarter of 1998.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1998 for $57,906, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties.

Nine Months Ended September 30, 1999 and 1998

      Oil and gas sales declined $35,184 or 30 percent in the first nine months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period production volumes decreased 43 percent as oil and gas production declined 54 percent and 41 percent, respectively, when compared to the same period in 1998. Production declines are a result of the accelerated depletion of the Partnership's mature wells. Oil prices increased 32 percent or $3.06/BBL to an average of $12.54/BBL and gas prices increased 16 percent or $.26/MCF to an average of $1.94/MCF for the current period. Increased oil and gas prices helped offset the effect of decreased production.

      Corresponding production costs per equivalent MCF increased 10 percent in the first nine months of 1999 compared to the corresponding period in 1998 and total production costs decreased 36 percent.

      Total depreciation expense for the first nine months of 1999 decreased 77 percent or $84,031 when compared to the first nine months of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 50 percent or $26,125 in the first nine months of 1999 compared to the first nine months of 1998.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1998 for $57,906, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties.

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


Date:  November 4, 1999         By:        /s/ John R. Alden
       ----------------                    -------------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:  November 4, 1999         By:        /s/ Alton D. Heckaman, Jr.
       ----------------                    -------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer