Form 10-K
period 1999-12-31
SWIFT ENERGY INCOME PARTNERS 1988-B LTD
filed 2000-03-28
CIK 842784

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------     -------------


                         Commission File number 0-17722

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

           Securities registered pursuant to Sectio 12(g) of the Act:
                       73,829.56 Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
   -----    -----

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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-11773               Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

ITEM NO.                                             PART I                             PAGE
--------                                             ------                             ----
   1                       Business                                                      I-1
   2                       Properties                                                    I-5
   3                       Legal Proceedings                                             I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                            I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                            II-1
   6                       Selected Financial Data                                      II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations              II-2
   8                       Financial Statements and Supplementary Data                  II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                                 II-4


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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties (other than the Northwind properties) acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 38% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Reydon Field is in Roger Mills County, Oklahoma (Potter acquisition). This field represents 19% of the Partnership's value.

         2.  The  Ulrich   Field  is  in  Harris   County,   Texas  (North  Wind
acquisition). This field represents 26% of the Partnership's value.

         3.  The  Grapeland  Field  is  in  Houston  County,   Texas  (Grapeland
acquisition). This field represents 20% of the Partnership's value.

         The remaining value in the Partnership is attributable to numerous properties none of which equals or exceeds 15 percent of the total Partnership value.

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

                                                     Net Production
                                       -------------------------------------------
                                                   For the Years Ended
                                                      December 31,
                                       -------------------------------------------
                                         1999             1998              1997
                                       -------           -------           -------
Net Volumes (Equivalent MCFs)          49,207            84,020            128,294

Average Sales Price
   per Equivalent MCF                   $2.14             $1.66             $2.54

Average Production Cost
   per Equivalent MCF
   (includes production taxes)          $0.80             $0.75             $0.76

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ----------------------      -----------------------      ---------------------
                                                   Natural                      Natural                     Natural
                                       Oil           Gas           Oil            Gas           Oil           Gas
                                    --------      --------      --------       --------      --------       -------
                                      (BBLS)        (MMCF)       (BBLS)         (MMCF)        (BBLS)         (MMCF)
Proved developed
   reserves at end of year            10,924           514        12,853            675        16,992           814
                                    ========      ========      ========       ========      ========       =======
Proved reserves
   Balance at beginning
     of year                          12,853           681        17,857            838        38,667         1,268

   Extensions, discoveries
     and other additions                  --            --            --             --            --            --

   Revisions of previous
     estimates                           988            (9)       (3,222)           (75)         (385)           59

   Sales of minerals in
     place                            (1,851)         (115)          (73)            (8)      (17,568)         (378)

   Production                         (1,066)          (43)       (1,709)           (74)       (2,857)         (111)
                                    --------      --------      --------       --------      --------       -------

   Balance at end of year             10,924           514        12,853            681        17,857           838
                                    ========      ========      ========       ========      ========       =======

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                                 Reserves
                                                             December 31, 1999
                                                           ---------------------
                                                                          Natural                  Wells
                                                         Oil                Gas           -------------------------
Acquisition                 State(s)                   (BBLS)             (MMCF)           Gross              Net
----------                  ---------                  -------            ------          -------           -------
Potter                     AR, LA, MS,
                           NM, OK, TX                    1,722               270              187            10.053
Mega, Northwind            TX                            5,369                88                7             0.075
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                              183               118                6             0.193
Norcen Explorer            WY                            2,746                --               29             0.135
Mission Oil
   Company                 TX                              406                17               47             0.245
Hardy Oil Company          TX                              498                21                4             0.009
                                                       -------            ------          -------            ------
                                                        10,924               514              280            10.710
                                                       =======            ======          =======           =======

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 651 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $131,000 and $62,900, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8.

                                 1999               1998               1997              1996             1995
                           -------------      -------------      -------------     -------------     -------------
Revenues                   $     120,138      $     159,473      $      352,416    $     439,302     $     459,276
Income (Loss)              $       6,610      $    (187,279)     $       83,543    $      27,600     $    (243,649)
Total Assets               $     612,406      $     686,539      $    1,035,904    $   1,114,998     $   1,430,750
Cash Distributions         $      65,671      $     145,683      $      134,594    $      55,557     $      87,387
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $         .09      $       (1.73)     $         1.07    $         .33     $       (3.00)
Limited Partners' Cash
  Distributions Per Unit   $         .85      $        1.77      $         1.50    $         .55     $        1.03

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $47,078, $67,781 and $163,856 in 1999, 1998 and 1997, respectively. Cash provided by property sale proceeds totaled $58,470 and $186,699 in 1999 and 1997, respectively. Capital expenditures totaled $1,411, $1,938 and $3,284 in 1999, 1998 and 1997, respectively. Cash distributions totaled $65,671, $145,683 and $134,594 in 1999, 1998, and 1997. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

Results of Operations

         Oil and gas sales declined $38,804 or 26 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 41 percent as oil and gas production declined 38 percent and 42 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells. Oil prices increased 77 percent or $7.02/BBL to an average of $16.17/BBL and gas prices increased 22 percent or $0.37/MCF to an average of $2.05/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF decreased 7 percent in 1999 compared to 1998, and total production costs decreased 37 percent in 1999, due to production declines.

         Total depreciation expense for 1999 decreased 86 percent or $201,873 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 51 percent or $34,615 in 1999 compared to 1998, related to the decline in production volumes.

         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision in the first quarter of 1999 in the amount of $19,835. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date for the first quarter, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

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

         During 2000, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                     Position(s) with
         Name                Age                 Swift and Other Companies
         ----                ---                 -------------------------
                                       DIRECTORS
                                       ---------

A. Earl Swift                66             Chief Executive Officer and
                                            Chairman of the Board

Virgil N. Swift              71             Executive Vice President - Business
                                            Development, Vice Chairman of the Board

G. Robert Evans              68             Director of Swift; Chairman of the Board,
                                            Material Sciences Corporation;
                                            Director, Consolidated Freightways, Inc.,
                                            Fibreboard Corporation, Elco Industries, and
                                            Old Second Bancorp

Raymond O. Loen              75             Director of Swift; President, R. O. Loen
                                            Company

Henry C. Montgomery          64             Director of Swift; Chairman of the Board,
                                            Montgomery Financial Services Corporation;
                                            Director, Southwall Technology Corporation

Clyde W. Smith, Jr.          51             Director of Swift; President, Somerset
                                            Properties, Inc.

Harold J. Withrow            72             Director of Swift

                                       EXECUTIVE OFFICERS
                                       ------------------

Terry E. Swift               44             President

Joe A. D'Amico               51             Chief Operating Officer

John R. Alden                54             Senior Vice President - Finance,
                                            Chief Financial Officer and Secretary

Bruce H. Vincent             52             Senior Vice President - Funds Management

James M. Kitterman           55             Senior Vice President - Operations

Alton D. Heckaman, Jr.       42             Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 6,524 Limited Partnership Units, which is 8.83 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                               PAGE NO.
               --------------------                                               --------
               Report of Independent Public Accountants                             IV-2

               Balance Sheets as of December 31, 1999 and 1998                      IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                  IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                  IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                  IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1988-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1988-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1988-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                           1999                 1998
                                                                      ---------------       --------------
        ASSETS:
        Current Assets:
             Cash and cash equivalents                                $       173,304       $      134,838
             Oil and gas sales receivable                                      26,649               48,315
                                                                      ---------------       --------------
                  Total Current Assets                                        199,953              183,153
                                                                      ---------------       --------------

        Gas Imbalance Receivable                                                9,979               10,093
                                                                      ---------------       --------------

        Oil and Gas Properties, using full cost
             accounting                                                     6,749,580            6,806,639
        Less-Accumulated depreciation, depletion
             and amortization                                              (6,347,106)          (6,313,346)
                                                                      ---------------       --------------
                                                                              402,474              493,293
                                                                      ---------------       --------------
                                                                      $       612,406       $      686,539
                                                                      ===============       ==============


        LIABILITIES AND PARTNERS' CAPITAL:

        Current Liabilities:
             Accounts Payable                                         $         4,792       $       19,255
                                                                      ---------------       --------------

        Deferred Revenues                                                      40,606               41,215

        Limited Partners' Capital (73,830 Limited Partnership
                                     Units;  $100 per unit)                   556,421              613,489
        General Partners' Capital                                              10,587               12,580
                                                                      ---------------       --------------
                  Total Partners' Capital                                     567,008              626,069
                                                                      ---------------       --------------
                                                                      $       612,406       $      686,539
                                                                      ===============       ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999               1998               1997
                                                  ---------------    ---------------    ---------------
      REVENUES:
           Oil and gas sales                      $       112,135    $       150,939    $       345,518
           Interest income                                  8,003              8,071              6,221
           Other                                               --                463                677
                                                  ---------------    ---------------    ---------------
                                                          120,138            159,473            352,416
                                                  ---------------    ---------------    ---------------


      COSTS AND EXPENSES:
           Lease operating                                 32,395             53,604             75,767
           Production taxes                                 7,002              9,160             22,159
           Depreciation, depletion
                and amortization -
                   Normal                                  33,760             68,375            106,945
                   Additional                                  --            167,258                 --
           General and administrative                      40,371             48,355             64,002
           Interest expense                                    --                 --                 --
                                                  ---------------    ---------------    ---------------
                                                          113,528            346,752            268,873
                                                  ---------------    ---------------    ---------------
      NET INCOME (LOSS)                           $         6,610    $      (187,279)   $        83,543
                                                  ===============    ===============    ===============





                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          Limited            General           Combining
                                          Partners           Partners          Adjustment           Total
                                       ---------------    ---------------    ---------------    ---------------
      Balance,
           December 31, 1996           $       890,917    $        37,705    $        81,460    $     1,010,082

      Income (Loss)                             79,347             13,138             (8,942)            83,543

      Cash Distributions                      (110,800)           (23,794)                --           (134,594)
                                       ---------------    ---------------    ---------------    ---------------

      Balance,
           December 31, 1997                   859,464             27,049             72,518            959,031
                                       ---------------    ---------------    ---------------    ---------------

      Income (Loss)                           (127,404)               214            (60,089)          (187,279)

      Cash Distributions                      (131,000)           (14,683)                --           (145,683)
                                       ---------------    ---------------    ---------------    ---------------

      Balance,
           December 31, 1998                   601,060             12,580             12,429            626,069
                                       ---------------    ---------------    ---------------    ---------------

      Income (Loss)                              6,758                778               (926)             6,610

      Cash Distributions                       (62,900)            (2,771)                --            (65,671)
                                       ---------------    ---------------    ---------------    ---------------

      Balance,
           December 31, 1999           $       544,918    $        10,587    $        11,503   $        567,008
                                       ===============    ===============    ===============    ===============



      Limited Partners' net income (loss)
           per unit

           1997                        $          1.07
                                       ===============

           1998                        $         (1.73)
                                       ===============

           1999                        $          0.09
                                       ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                            1999              1998              1997
                                                                        -------------     -------------     -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Income (loss)                                                    $       6,610     $    (187,279)    $      83,543
       Adjustments to reconcile income (loss) to
            net cash provided by operations:
            Depreciation, depletion and amortization                           33,760           235,633           106,945
            Change in gas imbalance receivable
                 and deferred revenues                                           (495)           (4,804)            5,505
            Change in assets and liabilities:
                 (Increase) decrease in oil and gas sales receivable           21,666            37,685            (1,119)
                 Increase (decrease) in accounts payable                      (14,463)          (13,454)          (31,018)
                                                                        -------------     -------------     -------------
             Net cash provided by (used in) operating activities               47,078            67,781           163,856
                                                                        -------------     -------------     -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to oil and gas properties                                     (1,411)           (1,938)           (3,284)
       Proceeds from sales of oil and gas properties                           58,470               100           186,699
                                                                        -------------     -------------     -------------
            Net cash provided by (used in) investing activities                57,059            (1,838)          183,415
                                                                        -------------     -------------     -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash distributions to partners                                         (65,671)         (145,683)         (134,594)
                                                                        -------------     -------------     -------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        38,466           (79,740)          212,677
                                                                        -------------     -------------     -------------
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             134,838           214,578             1,901
                                                                        -------------     -------------     -------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                             $     173,304    $      134,838     $     214,578
                                                                        =============     =============     =============




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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

         Oil and gas revenues are reported using the entitlement method in which the Partnership recognizes its interest in oil and natural gas production as revenue.

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                             Year Ended December 31,
                                    ------------------------------------------
                                     1999              1998              1997
                                    -------          --------         --------
         Acquisition of
           proved properties        $    --          $     --         $     --

         Development                  1,411             1,938            3,284
                                    -------          --------          -------
                                    $ 1,411          $  1,938         $  3,284
                                    =======          ========         ========

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

         A one-time management fee of $184,574 was paid to Swift in 1988 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $9,699, $24,167 and $34,501, respectively, as general and administrative overhead allowances.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $49,666, $25,865 and $189,136, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                           SWIFT ENERGY INCOME
                                           PARTNERS 1988-B, LTD.
                                           (Registrant)

                                  By:      SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 10, 2000         By:      s/b A. Earl Swift
         -----------------                 -------------------------------
                                           A. Earl Swift
                                           Chief Executive Officer

Date:      March 10, 2000         By:      s/b John R. Alden
         -----------------                 -------------------------------
                                           John R. Alden
                                           Principal Financial Officer

Date:      March 10, 2000         By:      s/b Alton D. Heckaman, Jr.
         -----------------                 -------------------------------
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

                                           SWIFT ENERGY INCOME
                                           PARTNERS 1988-B, LTD.
                                           (Registrant)

                                  By:      SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 10, 2000         By:      s/b A. Earl Swift
         -----------------                 -------------------------------
                                           A. Earl Swift
                                           Director and Principal
                                           Executive Officer

Date:      March 10, 2000         By:      s/b Virgil N. Swift
         -----------------                 -------------------------------
                                           Virgil N. Swift
                                           Director and Executive
                                           Vice President - Business
                                           Development

                    SWIFT ENERGY INCOME PARTNERS 1988-B, LTD.

                                   SIGNATURES



Date:      March 10, 2000         By:      s/b G. Robert Evans
         -----------------                 -------------------------------
                                           G. Robert Evans
                                           Director

Date:      March 10, 2000         By:      s/b Raymond O. Loen
         -----------------                 -------------------------------
                                           Raymond O. Loen
                                           Director

Date:      March 10, 2000         By:      s/b Henry C. Montgomery
         -----------------                 -------------------------------
                                           Henry C. Montgomery
                                           Director

Date:      March 10, 2000         By:      s/b Clyde W. Smith, Jr.
         -----------------                 -------------------------------
                                           Clyde W. Smith, Jr.
                                           Director

Date:      March 10, 2000         By:      s/b Harold J. Withrow
         -----------------                 -------------------------------
                                           Harold J. Withrow
                                           Director